Form 10-K
period 1996-03-31
NISSAN AUTO RECEIVABLES CORP /DE
filed 1996-07-15
CIK 878032

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the period September 1, 1995 (date of formation) through March 31, 1996

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from __________________ to _________________________

Commission file number 33-96072

                  NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST
             (Exact name of registrant as specified in its charter)

       NEW YORK (governing law
 of pooling and servicing agreement)                 NOT APPLICABLE
 -----------------------------------          -----------------------------
  (State or other Jurisdiction of        (I.R.S. employer identification no.)
    Incorporation or Organization)


                c/o Nissan Motor Acceptance Corporation, Servicer
                990 West 190th Street, Torrance, California 90502
                    (Address of principal executive offices)

                                 (310) 719-8013
                                 (Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _________ (Not Applicable)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------ ------------

Aggregate market value of voting stock held by non affiliates of the registrant. $ 0 ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


- --------------------------------------------------------------------------------
This Annual Report on Form 10-K is being filed by Nissan Motor Acceptance Corporation ("NMAC"), as Servicer, on behalf of Nissan Auto Receivables 1995-A Grantor Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1995, among Nissan Auto Receivables Corporation, as Seller (the "Seller"), NMAC, as servicer and in its individual capacity, and The Fuji Bank and Trust Company, as trustee (the "Trustee"), pursuant to which the 6.10% Asset Backed Certificates, Class A (the "Class A Certificates") registered under the Securities Act of 1933 were issued by the Trust. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Certificates.


                                     PART I
                                     ------

Item 2.   PROPERTIES.

     The following table sets forth the aggregate information of the Trust for the period from September 1, 1995 through March 31, 1996:

     Distributions Allocable to Principal ...   $      144,744,000.00
     Distributions Allocable to Income ......   $       20,846,000.00
     Amounts Received from the Yield Supplement
       Account Distributed as Income ........   $           45,000.00
     Servicing Fees Paid to Servicer (NMAC)..   $        3,917,000.00
     Class A Percentage of Servicing Fees ...                      88%
     Class B Percentage of Servicing Fees ...   $                  12%
     Additional Servicing Compensation
       Paid to Servicer (NMAC) ..............   $                0.00
     Net Losses .............................   $       12,518,000.00
     Net Liquidation Proceeds Received ......   $       10,246,000.00

Average Rate and Percentages for the period from September 1, 1995 through March 31, 1996

     Average Net Loss Ratio (inluding reposessions) ...........  3.28%

                                                   Number of      Dollar
     Delinquency Ratios                            Contracts      Amount
     ------------------                            --------       ------
     31-60 Days Delinquent ..................       2.36%          2.29%
     61-90 Days Delinquent ..................       0.23%          0.23%
     91 Days or More Delinquent .............       0.04%          0.04%

Item 3.   LEGAL PROCEEDINGS.

          Not applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS.

          Not applicable.


                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          All Class A Certificates issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Class A Certificates as of March 31, 1996, was 25.

          There is no established public trading market for the Class A Certificates.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-9.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                     PART IV
                                     -------


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       List of documents filed as part of the Annual Report:

                                                                      Page
     1.   Index to Financial Statements:                             Number
                                                                     ------

     Cover Page ....................................................   F-1

     Independent Auditors' Report ..................................   F-2

     Balance Sheet as of March 31, 1996 ............................   F-3

     Statement of Income for the period September 1, 1995
     (date of formation) through March 31, 1996.....................   F-4

     Statement of Changes in Net Assets Held in Trust
     for the period September 1, 1995 (date of formation)
     through March 31, 1996.........................................   F-5

     Statement of Cash Flows for the period September 1, 1995
     (date of formation) through March 31, 1996.....................   F-6

     Notes to Financial Statements..................................   F-7



      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:

           Officer's Certificate dated as of March 31, 1996

           The Registrant has also included herein the annualized financial information set forth in Item 2.

(b)        Reports on Form 8-K:

           The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders on January 16, 1996 for the month ended December 31, 1995, on February 15, 1996 for the month ended January 31, 1996, and on March 15, 1996 for the month ended February 29, 1996. Included in each such Form 8-K report as Exhibit 99.1 is the monthly servicing report for each respective month end as provided by the Servicer to the Trustee. The Trust filed on April 22, 1996 Current Reports on Form 8-A/K amending the Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders for the months ended
           December 31, 1995, January 31, 1996 and February 29, 1996, respectively.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 12, 1996

                                        Nissan Auto Receivables 1995-A
                                        Grantor Trust (Registrant)



                                  By:   Nissan Motor Acceptance Corporation,
                                        as Servicer



                                  By:   /s/ Katsumi Ishii
                                        Name:   Katsumi Ishii
                                        Title:  Vice President, Finance
                                                and Treasurer

                                  EXHIBIT INDEX
                                  -------------


                                                             Sequentially
                                                               Numbered
Exhibit No.        Description                                   Page
- -----------        -----------                                   ----

  99.1           Officer's Certificate ..........................  7
                 dated as of March 31, 1996

                       NISSAN MOTOR ACCEPTANCE CORPORATION


                              OFFICER'S CERTIFICATE



          The undersigned, Katsumi Ishii, Vice President, Finance and Treasurer of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

          (1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, pursuant to that certain Pooling and Servicing Agreement dated as of September 1, 1995 (the "Agreement") by and among the Company, Nissan Auto Receivables Corporation, as Seller, and The Fuji Bank and Trust Company, as Trustee, to be conducted under his supervision; and

          (2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period September 1, 1995 (date of formation) through March 31, 1996.

          This Officer's Certificate is being furnished to The Fuji Bank and Trust Company, as Trustee, Standard & Poor's Rating Group and Moody's Investors Service, Inc., as required by Section 4.10 of the Agreement.

          IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 1996.


                                  By:   /s/ Katsumi Ishii
                                        Name:   Katsumi Ishii
                                        Title:  Vice President, Finance
                                                and Treasurer

                NISSAN AUTO RECEIVABLES
                1995-A GRANTOR TRUST


                Financial Statements as of
                March 31, 1996 and
                for the Period September 1, 1995
                (date of formation) through March 31, 1996

INDEPENDENT AUDITORS' REPORT

Nissan Auto Receivables 1995-A Grantor Trust:

We have audited the accompanying balance sheet of Nissan Auto Receivables 1995-A Grantor Trust (the "Trust") as of March 31, 1996 and the related statements of income, changes in net assets held in trust and cash flows for the period September 1, 1995 (date of formation) through March 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nissan Auto Receivables 1995-A Grantor Trust as of March 31, 1996 and the results of its operations and its cash flows for the period September 1, 1995 (date of formation) through March 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

May 24, 1996

Los Angeles, California

NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST


BALANCE SHEET
(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                                    March 31,
                                                                      1996
                                                                      ----
ASSETS:
Cash and cash equivalents in collection account (Note 2).........   $ 28,676
Finance receivables (Notes 2, 3, 4, 6 and 8) ....................    573,167
Collections receivable from Servicer (Note 2) ...................      1,130
Receivable from yield supplement account (Note 5) ...............          3
                                                                    --------
TOTAL ...........................................................   $602,976
                                                                    ========

LIABILITIES-
Servicing fee payable (Note 2) ..................................   $    499
                                                                    --------

NET ASSETS HELD IN TRUST:
   Asset backed certificates, Class A (Notes 1, 3, 4 and 6) .....    529,999
   Asset backed certificates, Class B (Notes 1, 3, 4 and 6) .....     72,478
                                                                    --------
   Total net assets held in trust ...............................    602,477
                                                                    --------

TOTAL ...........................................................   $602,976
                                                                    ========








                 See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST


STATEMENT OF INCOME
(Dollars in Thousands)
- --------------------------------------------------------------------------------




                                                                    Period
                                                               September 1, 1995
                                                                   (Date of
                                                                   Formation)
                                                                   through
                                                                March 31, 1996
                                                                --------------
INCOME:
Interest income on finance receivables (Note 4) ..................   $43,454
Interest income from yield supplement account (Note 5) ...........        45
                                                                     -------
  Total income ...................................................   $43,499
                                                                     =======

EXPENSE:

Servicing fee (Notes 2, 3 and 4) .................................     3,917
Excess collections (Notes 3 and 4) ...............................    15,690
                                                                     -------
  Total expense ..................................................    19,607
                                                                     -------

NET INCOME .......................................................   $23,892
                                                                     =======

















                 See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST


STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST
Period September 1, 1995 (Date of Formation) through March 31, 1996 (Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                Class A    Class B     Total
                                                -------    -------     -----

Issuance of asset backed certificates
(Note 1) ....................................  $ 655,608   $ 89,401   $ 745,009

Net income ..................................     21,025      2,867      23,892

Income distributions
(Notes 3 and 4) .............................    (18,344)    (2,502)    (20,846)

Principal distributions
(Notes 3 and 4) .............................   (128,290)   (16,454)   (144,744)

Principal reduction not paid
  due to cash shortfall (Notes 3 and 4) .....                  (834)       (834)

                                               ---------   --------   ---------
Ending Balance ..............................  $ 529,999   $ 72,478   $ 602,477
                                               =========   ========   =========























                 See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST

STATEMENT OF CASH FLOWS
(Dollars in Thousands)
- --------------------------------------------------------------------------------


                                                                Period
                                                          September 1, 1995
                                                         (Date of Formation)
                                                               through
                                                            March 31, 1996
                                                            --------------
Cash flows from operating activities:
  Net income ...............................................  $  23,892
  Adjustments   to  reconcile  net  income  to
    net  cash  provided  by  operating activities:

  Changes in operating assets and liabilities:
    Increase in collections receivable from Servicer .......     (1,130)
    Increase in receivable from yield supplement account ...         (3)
    Increase in servicing fee payable ......................        499
                                                              ---------

Net cash provided by operating activities ..................     23,258
                                                              ---------

Net cash provided by investing activities -
  Principal reduction in finance receivables ...............    171,008
                                                              ---------

Cash flows from financing activities:
Trust principal distributions:
  Class A certificateholders ...............................   (128,290)
  Class B certificateholder ................................    (16,454)
Trust income distributions:
  Class A certificateholders ...............................    (18,344)
  Class B certificateholder ................................     (2,502)
                                                              ---------

Net cash used in financing activities ......................   (165,590)
                                                              ---------

Cash and cash equivalents at March 31, 1996 ................  $  28,676
                                                              =========
Supplemental disclosure of cash flow information -
Non cash investing activities:
  Purchase of finance receivables in
  exchange for asset backed certificates ...................  $ 745,009
                                                              =========

  Principal reduction not paid due to cash shortfall .......  $     834
                                                              =========





                 See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 1995-A GRANTOR TRUST

NOTES TO FINANCIAL STATEMENTS
PERIOD SEPTEMBER 1, 1995 (DATE OF FORMATION) THROUGH MARCH 31, 1996
- --------------------------------------------------------------------------------

1.   GENERAL INFORMATION

     The Nissan Auto Receivables 1995-A Grantor Trust (the "Trust") was formed by Nissan Auto Receivables Corporation (the "Seller") by selling and assigning $745,009,000 of retail automotive vehicle finance receivables and the related security interests in the vehicles financed thereby to The Fuji Bank and Trust Company, as Trustee, in exchange for Class A certificates representing an undivided ownership interest of 88% in the Trust and for Class B certificates representing an undivided ownership interest of 12% in the Trust. The Class A certificates were remarketed to the public and the Class B certificates were retained by the Seller. The rights of the Class B certificateholders to receive distributions are subordinated to the rights of the Class A certificateholders.

     The parent of the Seller, Nissan Motor Acceptance Corporation (the "Company" or the "Servicer") services the receivables pursuant to a Pooling and Servicing Agreement and other related agreements each dated as of September 1, 1995 (the "Agreements") and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Company retains physical possession of the documents relating to the receivables as custodian for the Trustee. The Trust has no employees.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation - The financial statements have been prepared on an accrual basis of accounting. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents - The Company considers investments purchased with a maturity of three months or less to be cash equivalents.

     Cash and cash equivalents in the collection account as of March 31, 1996 amounted to $28,676,000 which represents payments received by the Servicer during March 1996.

     Collections receivable - Collections receivable from the Servicer amounted to $1,130,000 and is substantially comprised of collections received by the Servicer on March 29, 1996 and deposited on April 1, 1996.

     Finance Receivables - Interest income on these receivables is calculated using the simple interest method and is recorded as earned. The finance receivables have a weighted average coupon rate of 11.16% and a weighted average maturity of 50 months at March 31, 1996.

     Servicing Fee - The servicing fee is calculated as 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee paid to the Servicer for the period ended March 31, 1996 amounted to $3,917,000, of which $499,000 is included in servicing fee payable at March 31, 1996.


3.   PRIORITIES OF DISTRIBUTIONS

     The total collections received by the Trust are distributed in the following priority:

                Servicing fee
                Class A interest at pass-through rate
                Class A principal (including losses)
                Class B interest at pass-through rate
                Class B principal (including losses)
                Excess collections

     If losses are greater than the amount of excess collections, the Class B certificateholder will not receive its allocated principal. The principal shortfall is carried over to future periods and is reduced by excess collections, if any.


4.   PRINCIPAL AND INTEREST PAYMENTS

     Principal (including prepayments) is passed through on each distribution date, as defined in the Agreements, commencing October 16, 1995. Principal consists of payments on the receivables that are allocable to the repayment of the amount financed. Interest is passed through to certificateholders on each distribution date, as defined in the Agreements, commencing October 16, 1995, at a pass-through rate of 6.10% per annum. Excess collections, if any, which is the difference between the yield of the finance receivables, the pass-through rate and the servicing fee, is distributed to the Seller in accordance with the terms of the Agreements. Interest consists of payments on the receivables that are allocable to finance charges, as determined using the simple interest method.

     The cash flows for the period ended March 31, 1996 are summarized below:


                                       Interest          Prncpl
                                       at pass-  Prncpl  reductn
                              Srvcng   through   pymnts  due to  Excess
                               fee       Rate    rec'd   losses  Collctns  Total
                              ------   -------  -------  ------- --------  -----
Allocated amounts...........  $3,917  $23,892 $159,324  $12,518  $4,006 $203,657
                               -----   ------  -------   ------   -----  -------

Class A certificateholders
 Distributed ...............           18,344  118,626             9,664 146,634
 Distributions to be paid...            2,681   21,579             1,352  25,612

Class B certificateholder
 Distributed ...............            2,502   16,176             4,284  22,962
 Distributions to be paid...              365    2,943               390   3,698

Servicer
 Distributed ...............   3,418                                       3,418
 Distributions to be paid...     499                                         499

Total amount distributed       -----   ------  -------   ------   -----  -------
 and to be paid ............  $3,917  $23,892 $159,324  $    -- $15,690 $202,823
                               =====   ======  =======  ======= =======  =======

Shortfall (recovery)........                            $12,518$(11,684)    $834
                                                        ======= =======  =======

     Principal reduction due to losses are paid out of excess collections. The shortfall occurred because losses in the months of November, January and February were greater than the amount of excess collections by $1,056,000. Excess collections in December and March of $222,000 were used to reduce this shortfall.


5.   YIELD SUPPLEMENT ACCOUNT

     The Agreements require the Seller to set up a Yield Supplement Account ("YSA Account") which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required and made by the Seller amounted to $411,000. This account is to compensate the Class A certificateholders for all receivables purchased by the Trust with a yield less than the pass-through rate of 6.10%. Amounts in the YSA Account, which are released to the Class A certificateholders on a monthly basis, are calculated as one-twelfth times the difference between the yield of these receivables and the pass-through rate. The amount in the YSA Account at March 31, 1996 was $300,000, which included $3,000 which is payable to the Trust. The total amount of interest received from the YSA Account amounted to $45,000 for the period ended March 31, 1996.

6.   CREDIT ENHANCEMENT

     To protect the Class A certificateholders, the Agreements require the Seller to set up a Subordination Spread Account ("SSA Account") which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required and made by the Seller amounted to $7,450,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the SSA Account all amounts otherwise distributable to the Class B certificateholders and all excess collections otherwise distributable to the Seller, until the SSA Account reaches the level specified in the Agreements. The specified amount at March 31, 1996 was $57,317,000, which represents 10% of the finance receivable balance. The SSA Account amounted to $20,067,000 at March 31, 1996 and is comprised of:

                         Initial deposit required  $ 7,450,000
                         Excess servicing            2,612,000
                         Class B income              1,185,000
                         Class B principal           8,820,000
                                                   -----------
                                                   $20,067,000
                                                   ===========

     Neither the Class B certificateholders nor the Seller will receive any distributions while the loss and/or delinquency ratios continue to be above the set limits and until the SSA Account reaches the level specified. Accordingly, distributions and excess collections payable to Class B certificateholders in the amount of $3,698,000 were deposited into the SSA Account on April 15, 1996 on behalf of the Class B certificateholder. The balance of the SSA Account after these deposits was $23,765,000.

     As of March 31, 1996, the anticipated credit losses on finance receivables based on historical loss experience are estimated to be $26,407,000. Management believes that future receipts of excess collections, and, if needed, utilization of SSA Account will be adequate to repay all amounts due to Class A and Class B certificateholders, as such no allowance for bad debts has been established.


7.   FEDERAL INCOME TAXES

     The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder is treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

8.   ESTIMATED FAIR VALUE OF FINANCE RECEIVABLES

     The fair value of the finance receivables was estimated by discounting the future cash flows using quoted interest rates. As of March 31, 1996, the estimated fair value of the finance receivables was $579,524,000. All other receivables and payables approximate fair values due to the short-term maturities of these instruments.