Form 10-K
period 1998-03-31
NISSAN AUTO RECEIVABLES CORP /DE
filed 1998-06-29
CIK 878032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

    For the period October 1, 1997 (date of formation) through March 31, 1998

                                       or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________________

                         Commission file number 333-1664

                  NISSAN AUTO RECEIVABLES 1997-A GRANTOR TRUST
             (Exact name of registrant as specified in its charter)

               NEW YORK
     (governing law of pooling
      and servicing agreement)                        NOT APPLICABLE
-----------------------------------         -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                c/o NISSAN MOTOR ACCEPTANCE CORPORATION, SERVICER

                990 West 190th Street, Torrance, California 90502
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 719-8013
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

X Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.).........................$0

         This Annual Report on Form 10-K is being filed by Nissan Motor Acceptance Corporation ("NMAC"), as Servicer, on behalf of Nissan Auto
Receivables 1997-A Grantor Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement, dated as of October 1, 1997, among Nissan Auto Receivables Corporation, as Seller (the "Seller"), NMAC, as servicer and in its individual capacity, and The Fuji Bank and Trust Company, as trustee (the "Trustee"), pursuant to which the 6.15% Asset Backed Certificates, Class A (the "Class A Certificates") registered under the Securities Act of 1933 were issued by the Trust. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Certificates.

                                     PART I

Item 2.           PROPERTIES.

         The following table sets forth the aggregate information of the Trust for the period from October 1, 1997 through March 31, 1998:

         Distributions Allocable to Principal....................$189,224,000.00

         Distributions Allocable to Income........................$24,263,000.00

         Amounts Received from the Yield Supplement
              Account Distributed as Income..........................$524,000.00

         Servicing Fees Paid to Servicer (NMAC)....................$3,945,000.00

         Class A Percentage of Servicing Fees................................87%

         Class B Percentage of Servicing Fees................................13%

         Additional Servicing Compensation
              Paid to Servicer (NMAC).......................................0.00

         Net Losses................................................$7,437,000.00

         Net Liquidation Proceeds Received.........................$4,789,000.00

Average Rate and Percentages for the period from October 1, 1997 through March 31, 1998

         Average Net Loss Ratio (including repossessions)..................1.93%

                                                            Number of           Dollar
                                                            Delinquency         Amount
                                                            Ratio               Contracts
                                                            -----------         ---------
31-60 Days Delinquent ..........................              2.54%           2.71%
61-90 Days Delinquent ..........................              0.31%           0.35%
91 Days or More Delinquent .....................              0.06%           0.07%


Item 3.           LEGAL PROCEEDINGS.

                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          All Class A Certificates issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Class A Certificates as of March 31, 1998, was 50.

          There is no established public trading market for the Class A Certificates.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-11.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) List of documents filed as part of the Annual Report:

          1.   Index to Financial Statements:                              Page
               Cover Page ..................................................F-1
               Independent Auditors' Report ................................F-2
               Balance Sheet as of March 31, 1998 ..........................F-3
               Statement of Income for the period October 1, 1997
                 (date of formation) through March 31, 1998.................F-4
               Statement of Changes in Net Assets Held in Trust
                 Principal for the period October 1, 1997
                 (date of formation) through March 31, 1998.................F-5
               Statement of Cash Flows for the period October 1, 1997
                 (date of formation) through March 31, 1998.................F-6
               Notes to Financial Statements................................F-7

          2.   Financial Statement Schedules:
               Not applicable.

          3.   Exhibits:
               Officer's Certificate dated as of March 31, 1998

               The Registrant has also included herein the annualized financial information set forth in Item 2.

               (b)  Reports on Form 8-K:

                    The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders on November 17, 1997 for the month ended October 31, 1997, on December 15, 1997 for the month ended November 30, 1997, on January 15, 1998 for the month ended December 31, 1997, on February 16, 1998 for the month ended January 31, 1998, on March 16, 1998 for the month ended February 28, 1998 and on April 15, 1998 for the month ended March 31, 1998. Included in each such Form 8-K report as
                    Exhibit 99.1 is the monthly servicing report for each respective month end as provided by the Servicer to the Trustee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: June 29, 1998

                                        Nissan Auto Receivables 1997-A
                                        Grantor Trust (Registrant)

                                        By:       Nissan Motor Acceptance
                                                  Corporation, as Servicer

                                        By:       /s/ Yasuro Osawa
                                                  ----------------
                                        Name:     Yasuro Osawa
                                        Title:    Vice President, Finance

                                  EXHIBIT INDEX

                                                            Sequentially
                                                            Numbered
    Exhibit No.          Description                        Page
    -----------          -----------                        ------------
       99.1              Officer's Certificate dated        7
                         as of March 31, 1998

                       NISSAN MOTOR ACCEPTANCE CORPORATION
                              OFFICER'S CERTIFICATE

         The undersigned, Yasuro Osawa, Vice President, Finance of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

     (1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period October 29, 1997 through March 31, 1998, and of its performance to that certain Pooling and Servicing Agreement dated as of October 1, 1997 (the "Agreement") by and among the Company, Nissan Auto Receivables Corporation, as Seller, and The Fuji Bank and Trust Company, as Trustee, to be conducted under his supervision; and

     (2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period October 29, 1997 through March 31, 1998.

     This Officer's Certificate is being furnished to The Fuji Bank and Trust Company, as Trustee, Standard & Poor's Ratings Services and Moody's Investors Service, Inc., as required by Section 4.10(a) of the Agreement.

     IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 1998.

                                        By:       /s/ Yasuro Osawa
                                                  -----------------------
                                        Name:     Yasuro Osawa
                                        Title:    Vice President, Finance

                             NISSAN AUTO RECEIVABLES
                              1997-A GRANTOR TRUST

                           Financial Statements as of
                               March 31, 1998 and
                         for the Period October 1, 1997
                   (date of formation) through March 31, 1998

                          INDEPENDENT AUDITORS REPORT


                 Nissan Auto Receivables 1997-A Grantor Trust:

     We have audited the accompanying balance sheet of Nissan Auto Receivables 1997-A Grantor Trust (the "Trust") as of March 31, 1998 and the related statements of income, changes in net assets held in trust and cash flows for the period October 1, 1997 (date of formation) through March 31, 1998. These financial statements are the responsibility of the Trusts management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 1998 and the related statements of income, changes in net assets held in trust and cash flows for the period October 1, 1997 (date of formation) through March 31, 1998 in conformity with generally accepted accounting principles.




May 15, 1998

                  NISSAN AUTO RECEIVABLES 1997-A GRANTOR TRUST




                                 BALANCE SHEET
                             (Dollars in Thousands)
                                                                  March 31, 1998

ASSETS:
Cash and cash equivalents in collection account (Notes 2 and 4) ....    $ 39,783
Finance receivables (Notes 3, 4, 6 and 8) ..........................     671,804
Collections receivable from Servicer (Note 2) ......................       1,548
Receivable from yield supplement account (Note 5) ..................          80

TOTAL ..............................................................    $713,215

LIABILITIES:
Servicing fee payable (Notes 1 and 2) ..............................    $    591
Distributions payable - Class A (Note 4) ...........................      35,424
Distributions payable - Class B (Note 4) ...........................       5,396
       Total liabilities ...........................................      41,411



NET ASSETS HELD IN TRUST:
Asset backed certificates, Class A (Notes 1, 3, 4 and 6) ..........      584,469
Asset backed certificates, Class B (Notes  1, 3, 4 and 6) .........       87,335
   Total net assets held in trust .................................      671,804

TOTAL .............................................................     $713,215



                 See accompanying notes to financial statements

                  NISSAN AUTO RECEIVABLES 1997-A GRANTOR TRUST


                              STATEMENT OF INCOME
                             (Dollars in Thousands)

                                                                          Period
                                                                 October 1, 1997
                                                             (Date of Formation)
                                                                         through
                                                                  March 31, 1998
                                                                  --------------


INCOME:
Interest income on finance receivables (Note 4) ....................     $40,122
Interest income from yield supplement account (Note 5) .............         524
      Total income .................................................      40,646

EXPENSE:
Servicing fee (Notes 3 and 4) ......................................       3,945
Excess amounts allocated to principal losses (Notes 3 and 4) .......       7,198
Excess amounts paid to SSA (Notes 3, 4 and 6) ......................       2,349
Excess amounts paid to Seller (Notes 3 and 4) ......................       2,891
      Total expense ................................................      16,383

NET INCOME .........................................................     $24,263



                 See accompanying notes to financial statements

                  NISSAN AUTO RECEIVABLES 1997-A GRANTOR TRUST

                STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST

                             Period October 1, 1997
                   (Date of Formation) through March 31, 1998
                             (Dollars in Thousands)


                                                  Class A      Class B       Total


Issuance of asset backed securities (Note 1)..   $ 755,565    $ 112,900    $ 868,465

Net income ...................................      21,109        3,154       24,263

Interest distributions (Notes 3 and 4) .......     (21,109)      (3,154)     (24,263)

Principal distributions (Notes 3 and 4) ......    (171,096)     (18,128)    (189,224)

Principal reduction due to losses ............
   (Notes 3 and 4) ...........................        --         (7,198)      (7,198)

Principal reduction due to shortfall (Note 4)         --           (239)        (239)

Ending Balance ...............................   $ 584,469    $  87,335    $ 671,804


                 See accompanying notes to financial statements

                  NISSAN AUTO RECEIVABLES 1997-A GRANTOR TRUST
                            STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                            Period
                                                                                   October 1, 1997
                                                                                (Date of Formation)
                                                                                           through
                                                                                    March 31, 1998

Cash flows from operating activities:
      Net income ......................................................................   $  24,263
      Adjustments to reconcile net income to net cash provided by operating activities:

           Excess amounts allocated to principal losses ...............................       7,198

           Changes in operating assets and liabilities:
             Increase in collections receivable from Servicer .........................      (1,548)
             Increase in receivable from yield supplement account .....................         (80)
             Increase in servicing fee payable ........................................         591

        Net cash provided by operating activities .....................................      30,424

           Net cash provided by investing  activities -
           principal  payments from finance receivables ...............................     189,224

        Cash flows from financing activities:

      Trust principal distributions
         Class A certificateholders ...................................................    (138,833)
         Class B certificateholder  ...................................................     (20,402)

      Trust interest distributions
         Class A certificateholders ...................................................     (17,948)
         Class B certificateholder  ...................................................      (2,682)

         Net cash used in financing activities ........................................    (179,865)

         Cash and cash equivalents at March 31, 1998 ..................................   $  39,783

         Supplemental  disclosure of cash flow information -
          Non-cash  investing activities:

         Purchase of finance receivables in exchange for asset backed certificates ....   $ 868,465

         Principal reduction, resulting from losses, not paid due to cash shortfall ...   $     239


                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
       PERIOD OCTOBER 1, 1997 (DATE OF FORMATION) THROUGH MARCH 31, 1998

1.   GENERAL INFORMATION

     The Nissan Auto Receivables 1997-A Grantor Trust (the "Trust") was formed by Nissan Auto Receivable Corporation (the "Seller") by selling and assigning $868,465,000 of retail automotive vehicle finance receivables and the related security interests in the vehicles financed thereby to The Fuji Bank and Trust Company, as Trustee, in exchange for Class A certificates representing an undivided ownership interest of 87% in the Trust and for Class B certificates representing an undivided ownership interest of 13% in the Trust. The Class A certificates were remarketed to the public and the Class B certificates were retained by the Seller. The rights of the Class B certificateholder to receive distributions are subordinated to the rights of the Class A certificateholders. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregregate amount financed.

     The parent of the Seller, Nissan Motor Acceptance Corporation (the "Company" or the "Servicer") services the receivables pursuant to a Pooling and Servicing Agreement dated as of October 1, 1997 (the "Agreement") and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Company retains physical possession of the documents relating to the receivables as custodian for the trustee. The Trust has no employees.


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

     Cash and cash equivalents in the collection account as of March 31, 1998 amounted to $39,783,000, which represents payments, received by the Servicer during March 1998.

     COLLECTIONS RECEIVABLE - Collections receivable from the Servicer amounted to $1,548,000 and is substantially comprised of collections received by the Servicer on March 31, 1998 and deposited in the collection account on April 1, 1998.

     FINANCE RECEIVABLES - Interest income on these receivables is calculated using the simple interest method and is recorded as earned. The finance receivables have a weighted average coupon rate of 10.25% and a weighted average maturity of 36 months at March 31, 1998.

     SERVICING FEE - The servicing fee is calculated as 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 1998 amounted to $3,945,000, of which $591,000 is included in servicing fee payable at March 31, 1998.


3.   PRIORITIES OF DISTRIBUTIONS

     The total collections received by the trust are distributed in the following priority:

               Servicing fee
               Class A  interest  at  pass-through  rate
               Class A principal  (including  losses)
               Class B interest at pass-through  rate
               Class B  principal  (including losses)
               Excess amounts

     If losses are greater than the excess amounts, the Class B certificateholder will not receive its allocated principal. The principal shortfall is carried over to future periods and is reduced by excess collections, if any.


4.   PRINCIPAL AND INTEREST PAYMENTS

     Principal (including prepayments) is passed through on each distribution date, as defined in the Agreement, commencing October 1, 1997. Principal consists of payments on the receivables that are allocable to the repayment of the amount financed. Interest is passed through to certificateholders on each distribution date, as defined in the Agreement, commencing October 1, 1997, at a pass-through rate of 6.15% per annum, calculated using the simple interest method. Excess amounts, if any, which is the difference between the yield of the finance receivables, the servicing fee, the pass-through rate and losses, are distributed to the Seller in accordance with the terms of the Agreement.

     The cash flows for the period ended March 31, 1998 are summarized as follows:

                                                                 Excess
                                             Interest  Principal amounts
                               Servicing     at Pass-  payments  allocated   Excess
                                  fee        through   received  to          amounts
                                             rate                principal   distributed
                                                                 losses
                               ---------     -------   --------  ---------   -----------
Class A certificateholders
   Distributed ..............   $   --     $ 17,948   $138,833   $   --     $   --
   Distributions to be paid .                 3,161     32,263

Class B certificateholder
   Distributed ..............                 2,682     15,022      5,380
   Distributions to be paid .                   472      3,106      1,818
Excess amounts paid to Seller                                                  2,891
Excess amounts paid to SSA ..                                                  2,349

Servicer
   Distributed ..............      3,354
   Distributions to be paid .        591


                                                                            --------
Total amount distributed
and to be paid ..............   $  3,945   $ 24,263   $189,224   $  7,198   $  5,240
                                ========   ========   ========   ========   ========




     A $239,000 shortfall of principal existed at March 31, 1998 because losses in the month of February were greater than the excess amounts by $344,000. Excess amounts of $105,000 during March were used to reduce this shortfall.

5.   YIELD SUPPLEMENT ACCOUNT

     The Agreement requires the Seller to set up a Yield Supplement Account ("YSA account") which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required and made by the Seller amounted to $1,898,667. This account is to compensate the Class A certificateholders for all receivables purchased by the Trust with a yield less than the pass-through rate of 6.15%. Amounts in the YSA account, which are released to the Class A certificateholders on a monthly basis, are calculated as one-twelfth times the difference between the yield of these receivables and the pass-through rate. The amount in the YSA account at March 31, 1998 was $1,395,000 which included $80,000 which is payable to the Trust. The total amount of interest received from the YSA account amounted to $524,000 for the period ended March 31, 1998.

6.   CREDIT ENHANCEMENT

     To protect the Class A certificateholders, the Agreement requires the Seller to set up a Subordination Spread Account ("SSA Account") which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required and made by the Seller amounted to $8,685,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the SSA account all amounts otherwise distributable to the Class B certificateholder and all excess servicing amounts otherwise distributable to the Seller, until the SSA account reaches the level specified in the Agreement. The specified amount at March 31, 1998 was $67,180,000, which represents 10% of the finance receivable balance. The SSA account amounted to $17,268,000 at March 31, 1998 and is comprised of:

                    Initial deposit required   $ 8,685,000
                    Excess amounts .........     2,349,000
                    Class B interest .......       151,000
                    Class B principal ......     6,083,000
                                               $17,268,000


     Neither Class B certificateholder nor the Seller will receive any distributions while the loss and/or delinquency ratios continue to be above the set limits for three consecutive months and until the SSA account reaches the level specified. Accordingly, distributions and excess amounts payable to the Class B certificateholder of $5,397,000 were deposited into the SSA account on April 15, 1998 on behalf of the Class B certificateholder. The balance of the SSA Account after these deposits was $22,665,000. All distributions paid to the Class B certificateholder were paid prior to loss ratios reaching the specified level.

     As of March 31, 1998, the anticipated credit losses on Finance Receivables based on historical loss experience are estimated to be $14,082,000. Management believes that future receipts of excess servicing amounts will be adequate to repay all amounts due to Class A and Class B certificateholders, as such no allowance for bad debts has been established.


7.   FEDERAL INCOME TAXES

     The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder is treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

8.   ESTIMATED FAIR VALUES OF FINANCE RECEIVABLES

     The fair value of the finance receivables was estimated by discounting the future cash flows using quoted interest rates. As of March 31, 1998, the estimated fair value of the finance receivables was $672,463,000. All other receivables, advances and payables approximate fair values due to the short-term maturities of these instruments.