Form 10-K
period 1999-03-31
NISSAN AUTO RECEIVABLES CORP /DE
filed 1999-06-29
CIK 878032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

     For the period December 1, 1998 (date of formation) through March 31, 1999

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________________


                        Commission file number 333-64565


                  NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK
 (governing law of pooling
  and servicing agreement)                           NOT APPLICABLE
----------------------------                ---------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                c/o Nissan Motor Acceptance Corporation, Servicer 990 West 190th Street, Torrance, California 90502
                -------------------------------------------------
                    (Address of principal executive offices)
                                 (310) 719-8013
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in $ 0 Rule 405, 17 CFR 230.405.) $0

         This Annual Report on Form 10-K is being filed by Nissan Motor Acceptance Corporation ("NMAC"), as Servicer, on behalf of Nissan Auto
Receivables 1998-A Grantor Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1998, among Nissan Auto Receivables Corporation, as Seller (the "Seller"), NMAC, as servicer and in its individual capacity, and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), pursuant to which the 5.45% Asset Backed Certificates, Class A (the "Class A Certificates") registered under the Securities Act of 1933 were issued by the Trust. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Certificates.


                                     PART I


Item 2.           PROPERTIES.
                  -----------

     The following table sets forth the aggregate information of the Trust for the period from December 1, 1998 through March 31, 1999:

     Distributions Allocable to Principal.......................$188,439,000.00
     Distributions Allocable to Income...........................$16,636,000.00
     Amounts Received from the Yield Supplement
          Account Distributed as Income.............................$862,000.00
     Servicing Fees Paid to Servicer (NMAC).......................$3,052,000.00
     Class A Percentage of Servicing Fees...................................89%
     Class B Percentage of Servicing Fees...................................11%
     Additional Servicing Compensation
          Paid to Servicer (NMAC)..........................................0.00
     Net Losses...................................................$2,723,000.00
     Net Liquidation Proceeds Received............................$1,424,000.00

Average Rate and  Percentages for the period from December 1, 1998 through March
31, 1999

    Average Net Loss Ratio (including repossessions)......................0.94%

                                            Number of            Dollar Amount
                                        Delinquency Ratios         Contracts
                                        ------------------         ---------
    31-60 Days Delinquent                     0.83%                  0.92%
    61-90 Days Delinquent                     0.09%                  0.10%
    91 Days or More Delinquent                0.01%                  0.01%

Item 3.           LEGAL PROCEEDINGS.
                  ------------------

                    Not applicable.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

                    Not applicable.


                                     PART II


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
                  --------------------

                    All Class A Certificates issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Class A Certificates as of March 31, 1999, was 26.


                    There is no established public trading market for the Class A Certificates.


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  --------------------------------------------

                    The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-10.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  -------------------------

                    Not applicable.

                                     PART IV


Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.
                  ---------

     (a)  List of documents filed as part of the Annual Report:

                  1.  Index to Financial Statements:                      Page
                      ------------------------------                     Number
                                                                         ------
                      Cover Page .........................................F-1
                      Independent Auditors' Report .......................F-2
                      Balance Sheet as of March 31, 1999 .................F-3
                      Statement of Income for the period December 1, 1998
                          (date of formation) through March 31, 1999......F-4
                      Statement of Changes in Net Assets Held in Trust
                          for the period December 1, 1998 (date of
                          formation) through March 31, 1999...............F-5
                      Statement of Cash Flows for the period December 1,
                          1998 (date of formation) through
                          March 31, 1999..................................F-6
                      Notes to Financial Statements.......................F-7

                   2. Financial Statement Schedules:
                      ------------------------------

                         Not applicable.


                   3. Exhibits:
                      ---------
                         Officer's Certificate dated as of March 31, 1999

                         The Registrant has also included herein the annualized financial information set forth in Item 2.


         (b)      Reports on Form 8-K:
                  --------------------

                  The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders on January 21, 1999 for the period November 1, 1998 through December 31, 1998, on February 3, 1999 to amend the Form 8-K previously filed on January 21, 1999, on February 19, 1999 for the month ended January 31, 1999, on March 18, 1999 for the month ended February 28, 1999 and on April 19, 1999 for the month ended March 31, 1999. Included in each such Form 8-K report as Exhibit 99.1 is the monthly servicing report for each respective month end as provided by the Servicer to the Trustee.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  June 28, 1999





                                   Nissan Auto Receivables 1998-A
                                   Grantor Trust (Registrant)

                                   By:    Nissan Motor Acceptance Corporation,
                                          as Servicer


                                   By:     /s/ Tomoaki Shimazu
                                           -------------------
                                   Name:   Tomoaki Shimazu
                                   Title:  Vice President, Finance
                                           and Corporate Planning

                                  EXHIBIT INDEX





                                                                    Sequentially
                                                                        Numbered
    Exhibit No.     Description                                             Page
    -----------     -----------                                             ----

        99.1        Officer's Certificate dated as of March 31, 1999         7

                       NISSAN MOTOR ACCEPTANCE CORPORATION



                              OFFICER'S CERTIFICATE
                              ---------------------


                  The undersigned, Tomoaki Shimazu, Vice President, Finance and Corporate Planning of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

                  (1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period December 15, 1998 through March 31, 1999, and of its performance pursuant to that certain Pooling and Servicing Agreement dated as of December 1, 1998 (the "Agreement") by and among the Company, Nissan Auto Receivables Corporation, as Seller, and Norwest Bank Minnesota, National Association, as Trustee, to be conducted under his supervision; and

                  (2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period December 15, 1998 through March 31, 1999.

                  This Officer's Certificate is being furnished to Norwest Bank Minnesota, National Association, as Trustee, Standard & Poor's Ratings Services and Moody's Investors Service, Inc., as required by Section 4.10(a) of the Agreement.

                  IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 1999.




                      By:  /s/ Tomoaki Shimazu
                           -------------------
                           Tomoaki Shimazu
                           Vice President, Finance and Corporate Planning

                 NISSAN AUTO RECEIVABLES
                 1998-A GRANTOR TRUST


                 Financial  Statements  as of March 31, 1999,  and
                 for  the  Period   December   1,  1998  (date  of
                 formation) through March 31, 1999

INDEPENDENT AUDITORS' REPORT


Nissan Auto Receivables 1998-A Grantor Trust:

We have audited the accompanying balance sheet of Nissan Auto Receivables 1998-A Grantor Trust (the "Trust") as of March 31, 1999, and the related statements of income, changes in net assets held in trust, and cash flows for the period December 1, 1998 (date of formation) through March 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 1999, and results of its operations and cash flows for the period December 1, 1998 (date of formation) through March 31, 1999 in conformity with generally accepted accounting principles.



May 5, 1999

NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST
BALANCE SHEET
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                             March 31, 1999
                                                             --------------
ASSETS:
-------
Cash and cash equivalents in collection account (Notes 2 and 4) $ 45,324
Finance receivables (Notes 2, 4, 6 and 8) .....................  808,333
Collections receivable from Servicer (Note 2) .................    2,286
Receivable from yield supplement account (Note 5) .............      197
                                                                --------
TOTAL ASSETS .................................................. $856,140
                                                                ========

LIABILITIES:
------------
Servicing fee payable (Notes 1 and 2) ......................... $    709
Distributions payable - Class A (Note 4) ......................   41,420
Distributions payable - Class B (Note 4) ......................    5,118
Payable to Seller .............................................      560
                                                                --------
       Total liabilities ......................................   47,807
                                                                  ======

NET ASSETS HELD IN TRUST:
-------------------------
Asset backed certificates, Class A (Notes 1, 3, 4 and 6) ......  719,416
Asset backed certificates, Class B (Notes 1, 3, 4 and 6) ......   88,917
                                                                --------
Total net assets held in trust ................................  808,333
                                                                 -------
TOTAL LIABILITIES AND NET ASSETS HELD IN TRUST ................ $856,140
                                                                ========





                See accompanying notes to financial statements.

STATEMENT OF INCOME
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                         Period
                                                    December 1, 1998
                                                   (Date of Formation)
                                                         through
                                                      March 31, 1999
                                                      --------------

INCOME:
-------
Interest income on finance receivables (Note 4) ...... $25,598
Interest income from yield supplement account (Note 5)     862
                                                           ---
      Total income ...................................  26,460
                                                        ======

EXPENSE:
--------
Servicing fee (Notes 1, 2, 3, and 4) .................   3,052
Principal losses (Notes 3 and 4) .....................   2,723
Excess amounts paid to Seller (Notes 3 and 4) ........   4,049
                                                         -----
      Total expense ..................................   9,824
                                                         -----

NET INCOME ........................................... $16,636
                                                       =======


                See accompanying notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST
Period December 1, 1998 (Date of Formation) through March 31, 1999
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                              Class A     Class B     Total
                                              -------     -------     -----

Issuance of asset backed securities (Note 1) $ 889,551  $ 109,944  $ 999,495

Net income                                      14,806      1,830     16,636

Interest distributions (Notes 3 and 4)         (14,806)    (1,830)   (16,636)

Principal distributions (Notes 3 and 4)       (170,135)   (21,027)  (191,162)
                                              --------    -------   --------


Net assets held in Trust at March 31, 1999   $ 719,416  $  88,917  $ 808,333
                                             =========  =========  =========




                 See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                                    Period
                                                               December 1, 1998
                                                             (Date of Formation)
                                                                    through
                                                                 March 31, 1999
                                                                 --------------
Cash flows from operating activities:
Net income .......................................................... $  16,636
Adjustments to reconcile net income to net cash
  provided by operating activities:
Excess amounts received and allocated to principal losses ...........     2,723
Changes in operating assets and liabilities:
Increase in collections receivable from Servicer ....................    (2,286)
Increase in receivable from yield supplement account ................      (197)
Increase in servicing fee payable ...................................       709
Increase in payable to Seller .......................................       560
                                                                       ---------
Net cash provided by operating activities ...........................    18,145
Net cash provided by investing activities - principal payments
received from finance receivables ...................................   188,439
                                                                       ---------
Cash flows from financing activities:
 Trust principal distributions
   Class A certificateholders .......................................  (132,155)
   Class B certificateholder ........................................   (16,334)
 Trust interest distributions
   Class A certificateholders .......................................   (11,366)
   Class B certificateholder ........................................    (1,405)
                                                                       ---------
Net cash used in financing activities ...............................  (161,260)
                                                                       ---------
Cash and cash equivalents at March 31, 1999 .........................  $  45,324
                                                                       =========
Supplemental disclosure of cash flow information --
  Non-cash investing activities:
Purchase of finance receivables in exchange for asset
  backed certificates ................................................ $ 999,495
                                                                       =========


                 See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST
NOTES TO FINANCIAL STATEMENTS
PERIOD DECEMBER 1, 1998 (DATE OF FORMATION) THROUGH MARCH 31, 1999
--------------------------------------------------------------------------------
1.       GENERAL INFORMATION

          The Nissan Auto Receivables 1998-A Grantor Trust (the "Trust") was formed by Nissan Auto Receivable Corporation (the "Seller") by selling and assigning $999,495,000 of retail automotive vehicle finance receivables and the related security interests in the vehicles financed thereby to Norwest Bank Minnesota, National Association, as Trustee, in exchange for Class A certificates representing an undivided ownership interest of 89% in the Trust and for the Class B certificate representing an undivided ownership interest of 11% in the Trust. The Class A certificates were remarketed to the public and the Class B certificate was retained by the Seller. The rights of the Class B certificateholder to receive distributions are subordinated to the rights of the Class A certificateholders. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.

          The parent of the Seller, Nissan Motor Acceptance Corporation (the "Company" or the "Servicer") services the receivables pursuant to a Pooling and Servicing Agreement (the "Agreement") dated as of December 1, 1998 and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Company retains physical possession of the documents relating to the receivables as custodian for the Trustee. The Trust has no employees.

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

          Cash and cash equivalents in the collection account as of March 31, 1999 amounted to $45,324,000, which represents payments received by the Servicer during March 1999.

          COLLECTIONS RECEIVABLE FROM SERVICER - Collections receivable from the Servicer amounted to $2,286,000 and are substantially comprised of collections received by the Servicer on March 31, 1999 and deposited in the collection account on April 1, 1999.

NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST

          FINANCE RECEIVABLE - Interest income on these receivables is calculated using the simple interest method and is recorded as earned. The finance receivables have a weighted average coupon rate of 8.52% and a weighted average maturity of 39 months at March 31, 1999.

          SERVICING FEE - The servicing fee is calculated as 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 1999 amounted to $3,052,000, of which $709,000 is included in servicing fee payable at March 31, 1999.

3.       PRIORITIES OF DISTRIBUTIONS

          The total collections received by the Trust are distributed in the following priority:

               Servicing fee to Seller
               Unpaid  Trustee fees and expenses
               Class A interest  at  pass-through  rate
               Class  A  principal  (including losses)
               Deposit to Class A  Subordination  Spread Account
               Class B interest  at  pass-through  rate
               Class  B  principal  (including losses)
               Yield Supplement Account Release to Seller
               Excess amounts to Seller

          If losses are greater than the excess amounts, the Class B certificateholder will not receive its allocated principal. The principal shortfall is carried over to future periods and is reduced by excess collections, if any.

4.       PRINCIPAL AND INTEREST PAYMENTS

          Principal (including prepayments) is passed through on each distribution date commencing January 15, 1999, as defined in the Agreement. Principal consists of payments on the receivables that are allocable to the repayment of the amount financed. Interest is passed through to certificateholders on each distribution date, as defined in the Agreement, commencing January 15, 1999, at a pass-through rate of 5.45% per annum, calculated using the simple interest method. Excess amounts, if any, which are the difference between the yield of the finance receivables, the servicing fee, the pass-through rate and losses, are distributed to the Seller in accordance with the terms of the Agreement.

NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST


          The "as-of" date of the finance receivables was October 31, 1998. Principal payments that passed through on January 15, 1999 included principal payments for the period November 1, 1998 to November 30, 1998. Interest collected for the period prior to the date of formation of the Trust was distributed to the Seller.

          The cash flows for the period ended March 31, 1999 are summarized as follows (dollars in thousands):

                                                            Excess
                                                            amnts
                                          Intrst            allctd
                                          at pass- Prncpl   to      Excess
                                  Srvcng  thru     pymnts   prncpl  amounts
                                    fee   rate     rcvd     losses  dstrbtd
                                    ---   ----     ----     ------  -------
Servicer
   Distributed .................. $ 2,343 $     -- $     -- $   -- $   --
   Distributions to be paid .....     709

Class A certificateholders
   Distributed ..................           11,366  132,155
   Distributions to be paid .....            3,440   37,980

Class B certificateholder
   Distributed ..................            1,405   14,669  1,664
   Distributions to be paid .....              425    3,635  1,059

Seller
   Excess amounts paid to Seller                                    3,489
   Excess  amounts  to be paid to                                     560
     Seller
                                  ------- -------- -------- ------ ------
Total amount distributed
   and to be paid ............... $ 3,052 $ 16,636 $188,439 $2,723 $4,049
                                  ======= ======== ======== ====== ======

5.       YIELD SUPPLEMENT ACCOUNT

          The Agreement requires the Seller to set up a Yield Supplement Account ("YSA Account"), which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required and made by the Seller amounted to $4,107,000. This account is used to compensate the Class A certificateholders for all receivables purchased by the Trust with a yield less than the pass-through rate of 5.45%. Amounts in the YSA Account, which are released to the Class A certificateholders on a monthly basis, are calculated as one-twelfth times the difference between the yield of these receivables and the pass-through rate. The amount in the YSA Account at March 31, 1999 was $3,066,000, which included $197,000 which is payable to the Trust. The total amount of interest received from the YSA Account amounted to $862,000 for the period ended March 31, 1999.

NISSAN AUTO RECEIVABLES 1998-A GRANTOR TRUST

6.       CREDIT ENHANCEMENT

          To protect the Class A certificateholders, the Agreement requires the Seller to set up a Subordination Spread Account ("SSA Account"), which is a separate trust account for the benefit of the Class A certificateholders. The initial deposit required was $9,995,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the SSA Account all amounts otherwise distributable to the Class B certificateholder and all excess servicing amounts otherwise distributable to the Seller, until the SSA Account reaches the level specified in the Agreement. The specified amount on March 31, 1999 was $14,992,000. The SSA Account amounted to $14,992,000 on March 31, 1999.

          Neither the Class B certificateholder nor the Seller will receive any distributions while the loss and/or delinquency ratios continue to be above the set limits for three consecutive months and until the SSA Account reaches the level specified.

          As of March 31, 1999, the anticipated credit losses on finance receivables based on historical loss experience are estimated to be $18,297,000. Management believes that future receipts of excess servicing amounts will be adequate to repay all amounts due to Class A and Class B certificateholders, as such no allowance for bad debts has been established.

7.       FEDERAL INCOME TAXES

          The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder is treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

8.       ESTIMATED FAIR VALUES OF FINANCE RECEIVABLES

          The fair value of the finance receivables was estimated by discounting the future cash flows using current market discount rates and historical prepayment and credit loss history. As of March 31, 1999, the estimated fair value of the finance receivables was $805,522,000. Cash and cash equivalents in collection account, other receivables, and payables approximate fair values due to the short-term maturities of these instruments.

                                  ************