Form 10-K
period 2000-03-31
NISSAN AUTO RECEIVABLES CORP /DE
filed 2000-06-30
CIK 878032

NISSAN AUTO RECEIVABLES

1999-A OWNER TRUST

 Financial Statements as of

March 31, 2000, and

for the Period August 6, 1999

(date of formation) through March 31, 2000

NISSAN AUTO RECEIVABLES 1999-A OWNER TRUST

BALANCE SHEET

March 31, 2000

(Dollars in Thousands)

ASSETS:
Cash and cash equivalents in collection account (Note 2)	$ 28,637
Finance receivables (Notes 2, 4, 6 and 8)	524,273
Collections receivable from Servicer (Note 2)	1,405
Receivable from yield supplement account (Note 5)	946

TOTAL ASSETS	$555,261

LIABILITIES:
Servicing fee payable (Notes 2 and 3)	$ 459
Distributions payable Class A-1 (Notes 3 and 4)	14,917
Distributions payable Class A-2 (Notes 3 and 4)	13,347
Distributions payable Class A-3 (Notes 3 and 4)	1,115
Excess amounts payable to Seller (Notes 3 and 4)	1,077
Reimbursement of advance (Note 3)	73
Total liabilities	30,988

NET ASSETS HELD IN TRUST:
Asset backed certificates, Class A-1 (Notes 3, 4 and 6)	0
Asset backed certificates, Class A-2 (Notes 3, 4 and 6)	247,979
Asset backed certificates, Class A-3 (Notes 3, 4 and 6)	206,740
Asset backed certificates, Certificates (Notes 3, 4 and 6)	69,554
Total net assets held in trust	524,273

TOTAL LIABILITIES AND NET ASSETS HELD IN TRUST	$555,261

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 1999-A OWNER TRUST

STATEMENT OF INCOME

Period August 6, 1999 (date of formation) through March 31, 2000

(Dollars in Thousands)

INCOME:
Interest income on finance receivables (Notes 2 and 4)	$38,321
Interest income from yield supplement account (Note 5)	418
Total income	38,739

EXPENSE:

Servicing fee (Notes 2 and 4)	4,261
Reimbursement of advance (Note 2)	476
Excess amounts allocated to reimburse for principal losses (Note 3)	2,193
Excess amounts paid to Seller (Notes 3 and 4)	10,160
Total expense	17,090

NET INCOME	$21,649

See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 1999-A OWNER TRUST

STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST

Period August 6, 1999 (date of formation) through March 31, 2000

(Dollars in Thousands)

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 1999-A OWNER TRUST

STATEMENT OF CASH FLOWS

Period August 6, 1999 (date of formation) through March 31, 2000

(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,649
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in collections receivable from Servicer	(1,405)
Increase in receivable from yield supplement account	(946)
Increase in servicing fee payable	459
Increase in payable to Seller	1,077
Increase in reimbursement of advance	73

Net cash provided by operating activities	20,907

CASH PROVIDED BY INVESTING ACTIVITIES principal payments received from finance receivables	207,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Trust distributions:
Class A-1 noteholders	(184,358)
Class A-2 noteholders	(8,575)
Class A-3 noteholders	(7,208)

Net cash used in financing activities	(200,141)

CASH AND CASH EQUIVALENTS AT MARCH 31, 2000	$ 28,637

Supplemental disclosure of cash flow information Non-cash investing activities:
Purchase of finance receivables in exchange for asset backed certificates	$732,144

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 1999-A OWNER TRUST

NOTES TO FINANCIAL STATEMENTS

PERIOD AUGUST 6, 1999 (DATE OF FORMATION) THROUGH MARCH 31, 2000

1. GENERAL INFORMATION

The Nissan Auto Receivable 1999-A Owner Trust (the "Trust"), a Delaware business trust, was created pursuant to that certain Trust Agreement, dated as of August 6, 1999, as amended by the Amended and Restated Trust Agreement, dated as of August 6, 1999, by and between Nissan Auto Receivables Corporation ("NARC"), as depositor, and Chase Manhattan Bank Delaware, as owner trustee. The Trust, NARC, as seller and Nissan Motor Acceptance Corporation ("NMAC" or the "Servicer"), as servicer, entered into a Sale and Servicing Agreement, dated as of August 1, 1999 (the "Sale and Servicing Agreement"), pursuant to which the motor vehicle retail installment sales contracts ("Receivables") and related property were transferred to the Trust. Also on August 1, 1999, the Trust caused the issuance, pursuant to an Indenture, dated August 1, 1999 (the "Indenture"), by and between the Trust, as issuer, and Norwest Bank Minnesota, National Association, as indenture trustee, and pursuant to the Sale and Servicing Agreement, of the Notes, issued in the following classes: Class A-1, Class A-2 and Class A-3 (collectively, the "Notes"). The Notes with an aggregate principal balance of $662,590,000 were sold to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., and J.P. Morgan Securities Inc., as underwriters (the "Underwriters"), pursuant to an Underwriting Agreement, dated August 25, 1999 (the "Underwriting Agreement"), by and among NARC, NMAC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the Underwriters. The Notes have been registered pursuant to the Securities Act of 1933, as amended, under a Registration Statement on Form S-3.

The parent of the Seller, NMAC, services the Receivables pursuant to the Sale and Servicing Agreement, dated as of August 1, 1999, and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Servicer retains physical possession of the documents relating to the Receivables as custodian for the Trustee. The Trust has no employees.

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

Cash and cash equivalents - The Trust considers investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents in the collection account as of March 31, 2000 amounted to $28,637,000, which represents payments received by the Servicer during the period March 1, 2000 to March 31, 2000.

Collections receivable from Servicer - Collections receivable from the Servicer amounted to $1,405,000 and are substantially comprised of collections received by the Servicer from the Receivables on March 31, 2000 and deposited in a collection account on April 3, 2000.

Finance Receivables - Interest income on the Receivables is calculated using the simple interest method and is recorded as earned. The finance receivables had a weighted average coupon rate of 7.23% and a weighted average maturity of 37 months at March 31, 2000.

Servicing Fee - The servicing fee is calculated as 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 2000 amounted to $4,261,000, of which $459,000 is included in servicing fee payable at March 31, 2000.

Advance - The Servicer is required to advance monthly payment amounts that are delinquent but deemed collectable.

3. PRIORITIES OF DISTRIBUTIONS

The total collections received by the Trust are distributed in the following priority:

Unpaid Advance Reimbursement

Servicing fee to Seller

Class A-1 interest

Class A-2 interest

Class A-3 interest

Class A-1 principal (all principal until paid in full, then class A-2)

Class A-2 principal (all principal until paid in full, then class A-3)

Class A-3 principal (all principal until paid in full, then Certificate Class)

Reserve account

Certificate Class principal

Excess amounts to Seller

If losses are greater than the excess amounts to Seller, the principal shortfall is carried over to future periods and is reduced by excess collections from future periods, if any.

  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) is passed through on each distribution date commencing September 15, 1999, as defined in the Sales and Servicing Agreement. Principal consists of payments on the Receivables that are allocable to the repayment of the amount financed. Interest is passed through to noteholders on each distribution date, as defined in the Agreement, commencing September 15, 1999, at a rate of 5.619% per annum for Class A-1, at a rate of 6.120% for Class A-2 and at a rate of 6.470% per annum for Class A-3. Excess amounts, if any, which are the difference between the yield of the finance receivables and the sum of the servicing fee, note rates, principal payments and losses, are distributed to the Seller in accordance with the terms of the Agreement.

The "as-of" date of the finance receivables was July 31, 1999. Principal payments passed through on September 15, 1999 included principal payments for the period August 1, 1999 to August 31, 1999. Interest collected for the period prior to the date of formation of the Trust was distributed to the Seller.

Payments to the Servicer, Class A noteholders and Seller for the period ended March 31, 2000 are summarized as follows (dollars in thousands):

5. YIELD SUPPLEMENT ACCOUNT

The Sales and Servicing Agreement requires the Seller to set up a Yield Supplement Account ("YSA Account"), which is a separate trust account for the benefit of all Class A noteholders. This account is used to adjust the yield to the Trust for all Receivables purchased by the Trust with a yield less than the A-3 rate of 6.470%, plus the 1% Servicing Rate and an additional 0.50% (the "Required Rate"). Amounts in the YSA Account, which are released to the Trust on a monthly basis, are c

6. CREDIT ENHANCEMENT

To protect all Class A noteholders, the Sales and Servicing Agreement requires the Seller to set up a reserve account, which is a separate trust account for the benefit of the Class A noteholders. The initial deposit required and made by the Seller amounted to $5,491,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the reserve account all excess servicing amounts otherwise distributable to the Seller, until the re it of the Class A noteholders. The initial deposit required and made by the Seller amounted to $5,491,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the reserve account all excess servicing amounts otherwise distributable to the Seller, until the rese specified in the Sales and Servicing Agreement. The required amount at March 31, 2000 was $5,491,000. The reserve account amounted to $5,491,000 at March 31, 2000. Such reserve account is held by the Seller as a restricted cash balance.

The Seller will receive no distributions while the loss and/or delinquency ratios continue to be above the set limits for three consecutive months and until the reserve account reaches the level specified.

As of March 31, 2000, the anticipated credit losses on the Receivables based on historical loss experience are estimated to be $7,165,000. Management believes that future receipts of excess servicing amounts will be adequate to repay all amounts due, as such, no allowance for bad debts has been established.

7. FEDERAL INCOME TAXES

The Trust is classified as an owner trust, and therefore is not taxable as a corporation for federal income tax purposes. Each noteholder is treated as the owner of a pro rata undivided interest in each of the Receivables in the Trust .

8. ESTIMATED FAIR VALUE OF FINANCE RECEIVABLES

As of March 31, 2000, the estimated fair value of the finance receivables was $510,081,000. Cash and cash equivalents in collection account, collections receivable from Servicer, receivable from yield supplement account, and all payables approximate fair value due to the short-term maturities of these instruments. The fair value of the finance receivables was estimated by discounting the future cash flows using current market discount rates, historical prepayment and credit loss histo

************